Form 10-K/A
period 2004-03-01
WACHOVIA COMMERCIAL MORT SEC INC COM MOR PS THR CER SE 03-C4
filed 2004-04-02
CIK 1226640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1
The following items were the subject of a Form 12b-25 and are included herein. Exhibit 1b and 2b

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2003

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number 333-83930-04

Wachovia Commercial Mortgage Securities, Inc.. (as depositor under the Pooling and Servicing Agreement, dated as of April 1, 2003, relating to the Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2003-C4)

(Exact name of registrant as specified in its charter)

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

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (~229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K.

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

This Amendment No. 1 on Form 10-K/A amends the Form 10-K to include Exhibits 99.1b and Exhibit 99.2b, the Annual Independent Accountant's Servicing Report for the year ended December 31, 2003 and the Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2003, for Clarion Partners, LLC, as Special Servicer, respectively.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8 K.

(A) Exhibits

(99.1) Annual Independent Accountant's Servicing Report for the year ended

December 31, 2003.

a) Wachovia Bank, National Association, as Master Servicer <F2>

b) Clarion Partners, LLC, as Special Servicer <F1>

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2003.

a) Wachovia Bank, National Association, as Master Servicer <F2>

b) Clarion Partners, LLC, as Special Servicer <F1>

(99.3) Annual Statement of Compliance for the year ended December 31, 2003.

a) Wachovia Bank, National Association, as Master Servicer <F2>

b) Clarion Partners, LLC, as Special Servicer <F2>

(99.4) Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2003. <F2>

(99.5) Report of holders of record holding 5% or more of the outstanding balance of each registered class as of the end of the reporting period for 2003. <F2>

(B) Reports on Form 8 K were filed during the last quarter of 2003 in order to provide statements for the monthly distributions to investors on October 15, 2003, November 17, 2003 and December 15, 2003.

<F1> Filed herewith.

<F2> Previously filed.

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

Date: April 1, 2004

Certification

Wachovia Bank Commercial Mortgage Trust,

Commercial Mortgage Pass Through Certificates

Series 2003-C4 (the"Trust")

I, Charles L. Culbreth, a Managing Director of Wachovia Commercial Mortgage Securities, Inc., the depositor into the above-referenced Trust, certify that:

1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust;

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

Date: April 2, 2004

By /s/ Charles L. Culbreth

Charles L. Culbreth, Managing Director

Wachovia Commercial Mortgage Securities, Inc.