Form 10-K/A
WACHOVIA COMMERCIAL MORT SEC INC COM MOR PS THR CER SE 03-C4
filed 2004-04-08
CIK 1226640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2
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

56-1643598

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

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (~229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

This Amendment No. 2 on Form 10-K/A amends the Amendment No. 1 on Form 10-K/A which was subject to a Form 12b-25 as indicated thereon and was previously filed on April 2, 2004 by LaSalle Bank National Association as paying agent to correct the Exhibit 99.2b Report of Management. LaSalle Bank National Association inadvertently attached the Report of Independent Certified Public Accountants as Exhibit 99.2b instead of the Report of Management to Amendment No. 1. This amended filing correctly attaches the Report of Management.

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

There was an aggregate of 51 holders of record for the registered certificates (Classes A-1, A-2, B, C, D and E) of Commercial Mortgage Pass-Through Certificates Series 2003-C4. Holders of record by class were 24 holders for Class A-1; 18 holders for class A-2; 3 holders for Class B; 1 holder for Class C; 3 holders for Class D and 2 holders for Class E. The calculation of holders of record was based upon the number of individual participants in the security position listing provided by DTC as of December 31, 2003.

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

(B) Reports on Form 8-K were filed during the last quarter of 2003 in order to provide statements for the monthly distributions to investors on October 15, 2003, November 17, 2003 and December 15, 2003.

<F1> Filed herewith.

<F2> Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wachovia Commercial Mortgage Securities, Inc, by LaSalle Bank National Association, as Paying Agent for Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2003-C4, as Attorney In Fact

By: /s/ Cynthia Reis

Cynthia Reis

Senior Vice President

Date: April 6, 2004

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

Date: April 8, 2004

/s/ Charles L. Culbreth

Charles L. Culbreth, Managing Director

Wachovia Commercial Mortgage Securities, Inc.